Form 10-K
period 2006-12-31
Citigroup HELOC Trust 2006-NCB1
filed 2007-04-02
CIK 1361097

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------


Commission file number of issuing entity  333-131136-03
                                         -------------------

                   Citigroup HELOC Trust 2006-NCB1
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


Commission file number of registrant  333-138237
                                     -------------------

                     Citigroup Mortgage Loan Trust Inc.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                    Citigroup Global Markets Realty Corp.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)



       Delaware                                     01-0791848
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

 390 Greenwich Street, 14th Floor, New York, New York         10013
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (212) - 816 - 6000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.

     Title of each class                     Name of each exchange of
                                                which registered


----------------------------------      ---------------------------------

----------------------------------      ---------------------------------


        Securities registered pursuant to section 12(g) of the Act:  None.


-------------------------------------------------------------------------
                              (Title of class)


-------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

The consolidated balance sheets of Ambac Assurance Corporation and its subsidiaries("Ambac") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Ambac as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Ambac, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

There were no legal proceedings


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Security Holders


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exist. There are approximately 21 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

Not Applicable.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


      Substitute Information Provided in Accordance with General Instruction J(2) to Form 10-k


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

  No Applicable Updates.


Item 1114(b)(2) and 1115(b) of Regulation AB. Credit Enhancement and Other Support.

The consolidated balance sheets of Ambac Assurance Corporation and its subsidiaries ("Ambac") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Ambac as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Ambac, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.


Item 1117 of Regulation AB.  Legal Proceedings.

Litigation and Proceedings of National City Corporation

     National City Corporation (the "Corporation") and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These proceedings include claims brought against the Corporation and its subsidiaries where a National City entity acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or participated in other similar business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.
     On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of the Corporation since merged into National City Bank, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries are seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana's motion for summary judgment, and the beneficiaries filed an appeal. On October 19, 2006, the Indiana Court of Appeals, in a unanimous decision, affirmed the order granting National City Bank of Indiana's motion for summary judgment. By order dated March 8, 2007, the Indiana Supreme Court unanimously denied the beneficiaries' motion to transfer the appeal to the Indiana Supreme Court.
     Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa, MasterCard and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Given the preliminary stage of these suits, it is not possible for the Corporation to assess the probability of a material adverse outcome or the range of possible damages, if any.
     On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks unspecified damages and injunctive relief. On November 30, 2006, the U.S. Patent and Trademark Office, on re-examination, found that two of the image patents involved in the litigation should be rejected. This decision is subject to response and appeal by Data Treasury Corporation. At this stage of this lawsuit, it is not possible for the Corporation to assess the probability of a material adverse outcome or the range of possible damages, if any.
     On October 11, 2006, Allegiant Asset Management Company ("Allegiant"), a registered investment adviser and an indirect subsidiary of the Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission ("SEC") was conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC in that examination. On January 12, 2007, Allegiant submitted a written response to the SEC's inquiries. Due to the preliminary stage of this investigation, the Corporation is not able to predict the outcome of this examination.
     On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice's Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. National City Mortgage Co. is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation is not determinable at this time.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all proceedings involving or claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation's consolidated financial position or results of operations. It is possible, however, that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  No Applicable Updates


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  See Item 15(a) exhibits (33) and (34).


Item 1123 of Regulation AB.  Servicer Compliance Statement.

  See Item 15(a) exhibits (35).


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits
      (4) Servicing Agreement, dated as of May 23, 2006, among National City Bank as Servicer, Citigroup HELOC Trust 2006-NCB1 as issuer, Citibank, N.A. as securities administrator and U.S. Bank National Association as trustee (incorporated herein by reference from Exhibit 99.2 of the current report on Form 8-K of Registrant as filed with the Securities and Exchange Commission on October 20, 2006).

      (10)  Incorporated by reference as Exhibit 4.

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Citibank N.A., as Securities Administrator
            (b)  National City Bank, as Servicer
            (c)  National City Bank, as Custodian


      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Citibank N.A., as Securities Administrator
            (b)  National City Bank, as Servicer
            (c)  National City Bank, as Custodian

      (35)  Servicer Compliance Statement.
            (a)  National City Bank as Servicer

      (99) Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2006


  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President


Date   March 30, 2007
      -----------------------------------------------------